Form 10QSB
period 2001-09-30
NEW HAMPSHIRE INDUSTRIALS INC
filed 2002-04-04
CIK 1094766

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001

     TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(D)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:  0-32933


                    New Hampshire Industrials Inc.
  (Exact name of small business issuer as specified in its
                          charter)

Nevada                                       76-0616469
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)     Identification No.)

           2400 Loop 35, #1502  Alvin, Texas 77512
          (Address of principal executive offices)


                            (281) 331-5580
       (Issuer's telephone number, including area code)

     Check whether the issuer

     (1) filed all reports to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for
such shorter period that the Registrant was required to file
such reports), Yes    No ; and

     (2) has been subject to such filing requirements for
the past 90 days.  Yes    No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 15, 2002, 4,500,000 shares of common stock, par value $0.001, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes       No


TABLE OF CONTENTS


Page

PART I - FINANCIAL INFORMATION                              3

     Item 1.  Financial Statements                          3

          Balance Sheets as of September 30, 2001 and
          September 30, 2000 (unaudited)                    3

          Statement of Operations for the three months ended
          September 30, 2001 and September 30, 2000 and for
          the period from August 19, 1999 through
          September 30, 2001 (unaudited)                    4

          Statement of Stockholders' Equity for the period
          from August 19, 1999 through September 30,
          2001 (unaudited)                                  5

          Statements of Cash Flows for the three months ended September 30, 2001 and September 30, 2000 and for the period from August 19, 1999 through
          September 30, 2001 (unaudited)                   6

          Notes to Financial Statements (unaudited)         7

     Item 2.  Management's Discussion and Analysis of
Financial Condition
           and Results of Operations                        9

PART II - OTHER INFORMATION                                 11

     Item 1.  Legal Proceedings                             11

     Item 2.  Changes in Securities and Use of Proceeds     11

     Item 3.  Defaults upon Senior Securities               11

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                       11

     Item 5.  Other information                             11

     Item 6.  Exhibits and Reports on Form 8-K              11

SIGNATURES                                                  11



The Financial Statements of New Hampshire Industrials Inc. (the "Company") required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

               NEW HAMPSHIRE INDUSTRIALS INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET
                         (unaudited)

ASSETS

                                        Sept 30,     Sept 30,

                                          2001          2000
Current Assets
   Cash                                   0              0

Total Current Assets                      0              0


Other Assets
 License Rights (Note 1,11 and 111)       612            1279

Total Other Assets                        612            1279

Total Assets                              612            1279


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                     9275            1275

Stockholders' Equity:
    Common Stock, $0.001 Par Value;
25,000,000 Shares Authorized. 4,500,000
Shares Issued and Outstanding           4,500            4500

   (Deficit) Accumulated During the
Development Stage                      (13163)          (4496)

Total Stockholders' Equity (Deficit)  (  8663)              4

Total Liabilities And
Stockholders' Equity                      612            1279




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                         STATEMENTS.

               NEW HAMPSHIRE INDUSTRIALS INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF OPERATIONS
                         (unaudited)



                                  Accumulated           Three          Three
                                  From August 18,1999   Months         Months
                                  (date  inception)     ended          ended
                                  to September 30,2001  Sept 30,       Sept 30,
                                                        2001           2000

REVENUES                              $       0          $   0          $   0

Operating Expenses

    Legal Fees                            3,365
    License Written-Off                   1,388            165            165
    Taxes & Fees                            320
    Office                                   90
    Web Site Maintenance                    500            500
 Fees                                     7,500          7,500
Total Operating Expenses                 13,163          7,665            165


Net (Loss) for the Period              $(13,163)       $(7,665)       $(  165)
Net (Loss) per Share                                    $(0.01)        $(0.00)



Weighted Average Number of Common
Shares Outstanding                                    4,500,000      4,500,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               NEW HAMPSHIRE INDUSTRIALS INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD AUGUST 19,1999
                 THROUGH SEPTEMBER 30 ,2001
                         (unaudited)




                                                   (Deficit)
                                                   Accumulated
                        Common  Common  Additional During the   Total
                         Stock  Stock   Paid-in    Development  Stockholders'
                     Number of  Amount  Capital    Stage        Equity



August 20,1999
Issuance of
Common Stock for
Expense Reimbursement  2500000  2,500      0             0       $2,500

Issuance of Common
Stock for License
August 21, 1999        2000000  2,000      0             0       $2,000

Deficit for the
Period From
August 19, 1999
(Inception)
Through September
30, 2001                    0     0        0        ($13,163)   ($13,163)


Balance September 30,
2001                  4500000   4500       0        ($13,163)   ($ 8,663)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



               NEW HAMPSHIRE INDUSTRIALS INC.
              (A Development Stage Enterprise)

                   STATEMENT OF CASH FLOWS
                         (unaudited)


                              Accumulated
                              From August 18,    Three Months  Three Months
                              1999
                              (date inception)   ended         ended
                              to Sept 30, 2001   Sept 30,2001  September 30,2000


CASH FLOWS TO OPERATING ACTIVITIES


          NET LOSS               (13,163)           (7,665)        (  165)
          NON CASH ITEMS

EXPENSES NOT PAID WITH CASH        2,500
ACCONTS PAYABLE                    9,275                             7,500
AMORTIZATION OF LICENSE            1,388               165             165

Net Cash Used by Operating Activities  -                 -               -

Cash  Flows from Financing Activities  -                 -               -

Net Cash Provided by
Financing Activities                   -                 -               -

Cash Flows from Investing Activities   -                 -               -

Net Cash Provided by
Investing Activities                   -                 -               -

Change in Cash
  Cash-beginning of Period             -                 -               -
  Cash-end of Period                   -                 -               -

Non-Cash Financing Activities

A total of  2,500,000 shares were
issued at a fair market value of
$.001 per share for organizational
 expenses                           2,500

A total of 2,000,000 shares
were issued at a fair market
value of $.001 per share for the
acquisition of License  (note 111)  2,000

Total                               4,500





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.






               NEW HAMPSHIRE INDUSTRIALS INC.
              (A Development Stage Enterprise)

                NOTES TO FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND HISTORY, DEVELOPMENT STAGE COMPANY

New Hampshire Industrials Inc. (herein the "Company") was incorporated in the State of Nevada on August 19, 1999. The company acquired a sublicense to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products for the States of New Hampshire, Maine and Vermont. The grantor of the license offers these products for sale from various suppliers on the Vitamineral.com web site. See Note IV regarding related party transactions. This replaces a previous sublicense (Note 111) which was granted to the Company in August 1999. The replacement license is reflected on the Balance Sheet.

The Company is in its development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 11-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year End
The Company's fiscal year end is June 30.

(b) Accounting Method
The Company records income and expenses on the accrual method.

(c) Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of the issuance to be cash equivalents.

(d) Use of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(e) Licenses
Costs to acquire licenses are capitalized as incurred. These costs will be amortized on a straight-line basis over their remaining useful lives. The license has a three-year life. The carrying value of the license is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgement.


NOTE 111-LICENSES

(a) On August 20,1999 the Company acquired a sublicense to distribute an oxygen enriched water product, called "Biocatalyst," for remediation of cane bagasse, silage, compost, trash, garbage, other organic waste and byproducts, exclusive of remediation of petroleum-based hydrocarbon contamination. This license was acquired from David R. Mortenson & Associates (Note IV). In consideration, the Company issued 2,000,000 shares of common stock with a par value of $.001 per share or two thousand dollars ($2,000). David R. Mortenson & Associates (Note IV) acquired its right to sublicense "Biocatalyst" to the Company from NW Technologies, Inc. As a result of a legal dispute between David R. Mortenson & Associates and NW Technologies, Inc., David R. Mortenson & Associates lost its license for "Biocatalyst" and was unable to fulfill its obligations to the Company. Under the terms of a sublicense agreement dated February 14, 2000, David R. Mortenson & Associates, granted to the Company the rights to market and distribute Vitamineralherb.com products in a defined territory in exchange for the Company agreeing not to pursue its claims against David R. Mortenson & Associates for breaching its "Biocatalyst" sublicense agreement with the Company. The cost of the Vitamineralherb.com license is reflected on the Balance Sheet.

(b) The Company was granted rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Vitamineralherb.com web site in the States of Maine, New Hampshire, and Vermont. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. These rights to an Internet marketing system was granted by Vitamineralherb.com Corp (See Note IV) to David R. Mortenson & Associates (See Note IV). The sublicense agreement shall continue for a term of three (3) years and will be automatically renewed unless the Company or David R. Mortenson & Associates gives the other notice not to renew. The minimum order quantity of 100 bottles per formulation for standard products, shall have minimum purchase quantities of 5,000 units. All puchases are to be made through the web site, and payments shall be made by credit card or other approved method of payment, such as electronic funds transfer or debit card. Vitamineralherb.com Corp. shall retain a 10% override on all sales made through the web site by the Company. Viamineralherb.com has agrees to pay supplies for the product purchased , retain Vitamineralherb.com Corp's override, and remit the balance to the Company. Vitamineralherb.com Corp. also agrees to provide certain business administrative services to the Company including product development, store inventory, web site creation and maintenance. The Company must pay an annual fee of $500 for maintenance of Vitamineralherb.com's web site commencing on the anniversary date of the sublicense agreement executed on February 14, 2000.


NOTE IV-RELATED PARTY TRANSACTIONS

Jimmy Beehner, a former Director and President of the Company and Dorothy Mortenson, a former Director and Secretary and Treasurer of the Company each purchased 1,250,000 shares of the common stock at a price of $0.001 per share for an aggregate price of $2,500 on August 20, 1999. Dorothy Mortenson's husband is David R. Mortenson who is general partner of David R. Mortenson & Associates, which is the grantor of the Vitamineralherb.com sublicense with the Company, and the President, a Director and a shareholder of Vitamineralherb.com.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in the "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21B of the Securities Exchange Act or 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report on Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                     PLAN OF OPERATIONS

New Hampshire Industrials Inc. (the "Company") is a Nevada corporation, incorporated on August 19, 1999. The business of the Company has been focused on acquiring its main asset, a license to distribute Vitamineralherb.com products in a specific territory, namely the States of New Hampshire, Maine and Vermont. The Company's business is still in its development stage.

The  Company  has not engaged in any material operations  or had any revenues from operations since its inception on August 19, 1999. The Company's plan of operation for the next 12 months is to conduct market research and to begin marketing and selling Vitamineralherb products in its territory.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and implementing the Company's business plan of conducting market research and selling Vitamineralherb products to targeted markets in its specific territory. Additional funds may be advanced by management or stockholders as loans to the Company. It is impossible to predict the amount of any such loans or advances. However, any such loans or advances will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.


               LIQUIDITY AND CAPITAL RESOURCES

No material commitments for capital expenditures were made during the first quarter.

The Company's business plan is to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products via the Internet. Based primarily on discussions with the licensor, the Company believes that during its first operational quarter, it will need a capital infusion of approximately $90,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, the Company will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. These capital needs will exceed the funds available to the Company, and the Company will have to obtain additional financing through an offering or capital contributions by current shareholders and/or management.

The Company will need additional capital to carry out its business plan. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company. In the process of carrying out its business plan, the
Company may determine that it cannot raise sufficient capital to support the vitamin distribution business on acceptable terms, or at all. The Company's board of directors has a fiduciary duty to act in the best interests of the corporation and its shareholders. The board of directors may decide that it is in the best interests of the Company and its shareholders to liquidate the business, enter into a new line of business or engage in a business combination with another business.

At September 30, 2001 the accumulated deficit was $13,163 and the working capital deficit was $8,663. We expect to incur substantial operating losses for the near term. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

The Company plans to utilize a combination of internally generated funds from operations and potential debt and / or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations.


                 PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

 Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

Reports on Form 8-K

No reports on Form 8-K were filed with the SEC by the Company during the three-month period ended September 30, 2001.


                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEW HAMPSHIRE INDUSTRIALS INC.


Date:       February 19, 2002     /s/ Edward L. Best
                              Name: Edward L. Best
                              Title: President, Secretary,
                         Chief Financial and Accounting
                         Officer, Director