Form 10QSB
period 2001-12-31
NEW HAMPSHIRE INDUSTRIALS INC
filed 2002-04-04
CIK 1094766

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2001

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
Yes       No


TABLE OF CONTENTS


Page

PART I - FINANCIAL INFORMATION                              3

     Item 1.  Financial Statements                          3

          Balance Sheets as of December 31, 2001 and
          December 31, 2000 (unaudited)                     3

          Statement of Operations for the six months ended
          December 31, 2001 and December 31, 2000 and for
          the period from August 19, 1999 through
          December 31, 2001 (unaudited)                     4

          Statement of Stockholders' Equity for the period
          from August 19, 1999 through December 31,
          2001 (unaudited)                                  5

          Statements of Cash Flows for the six months ended
          December 31, 2001 and December 31, 2000 and for
          the period from August 19, 1999 through
          December 31, 2001 (unaudited)                     6

          Notes to Financial Statements (unaudited)         7

     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9

PART II - OTHER INFORMATION                                 11

     Item 1.  Legal Proceedings                             11

     Item 2.  Changes in Securities and Use of Proceeds     11

     Item 3.  Defaults upon Senior Securities               11

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                       11

     Item 5.  Other information                             11

     Item 6.  Exhibits and Reports on Form 8-K              11

SIGNATURES                                                  11



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

               NEW HAMPSHIRE INDUSTRIALS INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET
                         (unaudited)

ASSETS

                                 Dec 31,                  Dec 31,
                                  2001                      2000
Current Assets
    Cash                            0                           0

Total Current Assets                0                           0


Other Assets
 License Rights (Note 1,
 11 and 111)                        447                      1114

Total Other Assets                  447                      1114

Total Assets                        447                      1114


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable               9275                      1275

Stockholders' Equity:
 Common Stock, $0.001 Par Value;
 25,000,000 Shares Authorized.
4,500,000 Shares
Issued and Outstanding            4,500                      4500

(Deficit) Accumulated During
the Development Stage           (13,328)                   (4,661)

Total Stockholders'
Equity (Deficit)               (  8,828)                   (  161)

Total Liabilities And
Stockholders' Equity                447                      1114



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                         STATEMENTS.

               NEW HAMPSHIRE INDUSTRIALS INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF OPERATIONS
                         (unaudited)


  Accumulated            Six           Six
                              From August 18,1999    Months        Months
                              (date inception) to      ended         ended
                              December 31,2001       Dec 31,2001   Dec 31,2000

REVENUES                          $       0            $    0      $     0


Operating Expenses

    Legal Fees                       3,365
    License Written-Off              1,553                 165         165
    Taxes & Fees                       320
    Office                              90
    Web Site Maint                     500
    Audit Fees                       7,500
Total Operating Expenses            13,328                 165         165


Net (Loss) for the Period         $(13,328)            $(  165)    $(  165)

Net (Loss) per Share                                    $(0.01)     $(0.00)



Weighted Average Number of
Common Shares Outstanding                            4,500,000    4,500,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               NEW HAMPSHIRE INDUSTRIALS INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD AUGUST 19,1999
                  THROUGH DECEMBER 31, 2001
                         (unaudited)

                                                   (Deficit)
                                                   Accumulated
                        Common  Common  Additional During the   Total
                         Stock  Stock   Paid-in    Development  Stockholders'
                     Number of  Amount  Capital    Stage        Equity


August 20, 1999
Issuance of
Common Stock for
Expense Reimbursement  2500000  2,500      0            0        $2,500

Issuance of Common
Stock for License
August 21, 1999        2000000  2,000      0            0        $2,000

Deficit for the
Period From
August 19,1999
(Inception)
Through  December
31,2001                      0     0       0           (13,328)  (13,328)


Balance December 31,
2001                   4500000   $4,500    0           (13,328)   (8,828)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



               NEW HAMPSHIRE INDUSTRIALS INC.
              (A Development Stage Enterprise)

                   STATEMENT OF CASH FLOWS
                         (unaudited)


                              Accumulated
                              From August 18,    Three Months  Three Months
                              1999
                              (date inception)   ended         ended
                              to DEC 31, 2001    DEC 31,2001   DEC 31,2000

CASH FLOWS TO OPERATING ACTIVITIES


NET LOSS                            (13,328)        (165)        (  165)
          NON CASH ITEMS

EXPENSES NOT PAID WITH CASH            2,500
ACCOUNTS PAYABLE                       9,275
AMORTIZATION OF LICENSE                1,553         165            165

Net Cash Used by Operating Activities      -           -              -

Cash  Flows from Financing Activities      -           -              -

Net Cash Provided by Financing Activities  -           -              -

Cash Flows from Investing Activities       -           -              -

Net Cash Provided by Investing Activities  -           -              -

Change in Cash
            Cash-beginning of Period       -           -              -
             Cash-end of Period            -           -              -

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



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                         STATEMENTS.






               NEW HAMPSHIRE INDUSTRIALS INC.
              (A Development Stage Enterprise)

                NOTES TO FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND HISTORY, DEVELOPMENT STAGE COMPANY

New Hampshire Industrials Inc. herein (the "Company") was incorporated in the State of Nevada on August 19,1999. The company acquired a sublicense to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products for the States of New Hampshire, Maine and Vermont. The grantor of the license offers these products for sale from various suppliers on the Vitamineral.com web site. See Note IV regarding related party transactions. This replaces a previous sublicense (Note 111) which was granted to the Company in August 1999. The replacement license is reflected on the Balance Sheet.

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

At December 31, 2001 the accumulated deficit was $13,328 and the working capital deficit was $8,828. We expect to incur substantial operating losses for the near term. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

Reports on Form 8-K

No reports on Form 8-K were filed with the SEC by the Company during the three-month period ended December 31, 2001.


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